Form 10-K
GE CAPITAL COMMERCIAL MORT CORP MORT PAS-THR CER SER 2002-1
filed 2003-03-31
CIK 1170619

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-81262-01


        GE Capital Commercial Mortgage Corporation
        Commercial Mortgage Pass-Through Certificates
        Series 2002-1

       (Exact name of registrant as specified in its charter)



   New York                                       52-2365597
                                                  52-2365596
                                                  52-7281895
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.


  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.






                                  PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        28
             Class A-2                        36
             Class A-3                        31
             Class B                           4
             Class C                           7
             Class D                           2
             Class E                           2
             Class F                           3
             Class G                           5
             Class H                           1
             Class J                           1
             Class K                           1
             Class L                           1
             Class LR                          1
             Class M                           1
             Class N                           1
             Class O                           1
             Class P                           1
             Class R                           1
             Class S                           1
             Class X-1                         6
             Class X-2                         4

             Total:                          139


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) GEMSA Loan Services, L.P., as Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) GEMSA Loan Services, L.P., as Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) GEMSA Loan Services, L.P., as Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Necessary revisions to Distribution Date Statements filed with
           Form 8K.


   (b) On October 24, 2002, November 26, 2002, and December 19, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GE Capital Commercial Mortgage Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2002-1
    (Registrant)



  Signed: GE Capital Commercial Mortgage Corporation by Wells Fargo Bank Minnesota, N.A., as attorney in fact.


  By:   Beth Belfield, Assistant Vice President

  By: /s/  Beth Belfield

  Dated: March 25, 2003




Sarbanes-Oxley Certification

I, Daniel J. Smith, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GE Capital Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2002-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, N.A. as Trustee, GEMSA Loan Services, L.P. as Servicer and GMAC Commercial Mortgage Corporation, as Special Servicer.


      Date: March 26, 2003


      /s/ Daniel J. Smith
      Signature


      President, GE Capital Commercial Mortgage Corporation
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.




Ex-99.1 (a)

KPMG    (logo)

700 Louisiana
Houston, TX 77002

Telephone 713 319 2000
Fax 713 319 2041

Independent Accountants' Report

The Partners
GEMSA Loan Services, L.P.:

We have examined management's assertion, included in the accompanying Management Assertion, that GEMSA Loan Services, L.P. (the Partnership) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans as of and for the year ended December 31, 2002. Management is responsible for the Partnership's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Partnership's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Partnership's compliance with the minimum servicing standards.

In our opinion, management's assertion that GEMSA Loan Services, L.P. complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 13, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


Ex-99.1 (b)
PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (813) 286 6000
Report of Independent Accountants

To the Board of Directors of
GMAC Commercial Mortgage Corporation


We have examined management's assertion, dated March 17, 2003, about GMAC Commercial Mortgage Corporation's compliance with its established minimum master servicing standards ("Master Servicing Policy"), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that the company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2002 is fairly stated in all material respects.

/s/ PricewaterhouseCoopers LLP


March 17, 2003




Ex-99.2 (a)

GEMSA Loan Services, L.P. (logo)

1500 City West Boulevard, Suite 200
Houston, TX 77042
(713) 458-7200
(800) 456-1443
Fax (713) 458-7501
www.gemsals.com


Management Assertion

As of and for the year ended December 31, 2002, GEMSA Loan Services, L.P. complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, GEMSA Loan Services, L.P. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.00.

/s/ Joseph F. Beggins
Joseph F. Beggins
Chief Executive Officer

2-14-03
Date

Atlanta * Boston * Houston * Minneapolis * Newport Beach * Seattle
A Joint Venture of G.E. Capital Real Estate and L.J. Melody & Company, a CB Richard Ellis Company


Ex-99.2 (b)

GMAC
Commercial Mortgage (logo)


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

March 17, 2003

As of and for the year ended December 31, 2002, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the minimum master servicing standards set forth in the Company's master servicing standards (Exhibit B), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As master servicer for the transactions included in Exhibit A, the Company performs certain functions with respect to loan servicing, however, other servicing functions are performed by various subservicers.

As of December 31, 2002, the company was covered by various General Motors Corporation insurance policies providing $400 million of fidelity bond insurance and $400 million of errors and omissions insurance.

/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing

200 Witmer Road * P.O. Box 1015 * Horsham, PA 19044-8015


Ex-99.3 (a)

GEMSA Loan Services, L.P.    (logo)
A Joint Venture of GE Capital Real Estate and L.J. Melody & Company, a CB Richard Ellie Company

1500 CityWest Blvd., Suite 200
Houston, TX 77042
(713) 458-7200



March 25, 2003

VIA FEDERAL EXPRESS

Wells Fargo Bank Minnesota, N.A.
as Trustee
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn:  GECCMC 2002-1

GE Capital Commercial Mortgage Corporation, as
Depositor
C/O:  General Electric Capital Corporation
125 Park Avenue, 10th Floor
New York, NY  10017
Attn:  Capital Markets/Daniel Vinson


OFFICER'S CERTIFICATE

Re:      Annual Statement as to Compliance
         GECCMC Commercial Mortgage Pass-Through Certificates,
         Series 2002-1

In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement") dated as of April 1, 2002, entered into in connection with the above-referenced Certificates, the undersigned officer of GEMSA Loan Services, L.P., (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer for the period of time from April 1, 2002 through December 31, 2002 and of its performance under the Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects, its obligations under the Agreement throughout such period, and (iii) the Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.



Pat McEntee, Director, Portfolio Management, on behalf of GEMSA Loan Services, L.P., successor by merger to GE Capital Loan Services, Inc. in its capacity as Servicer



Ex-99.3 (b)

GMAC
Commercial Mortgage (logo)
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax 415-391-2949


GE Capital Commercial Mortgage
Series 2002-1
Annual Statement as to Compliance
For Period of April 18 through December 31, 2002


Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during April 18 through December 31, 2002, and of its performance under this Agreement, has been made under my supervision.

(ii) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has maintained an effective internal control system relating to its servicing of the Mortgage Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such period. However, during the period of April 18 through December 31, 2002, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of either the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

BY: /s/ Michele Heisler  Date: 2/21/03
Michele Heisler
Vice President, GMAC Commercial Mortgage Corporation




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders

   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         2,499,981.46         7,069,633.57                0.00             70,499,366.43
   A-2                         6,314,599.11                 0.00                0.00            158,023,000.00
   A2_A                        1,799,119.11                 0.00                0.00             45,023,000.00
   A2_B                        4,515,480.00                 0.00                0.00            113,000,000.00
   A-3                        24,877,439.84                 0.00                0.00            595,249,000.00
   A3_A                        3,337,155.84                 0.00                0.00             79,849,000.00
   A3_B                       21,540,284.00                 0.00                0.00            515,400,000.00
   B                           1,552,586.96                 0.00                0.00             36,349,000.00
   C                             951,364.16                 0.00                0.00             22,070,000.00
   D                             731,899.20                 0.00                0.00             16,877,000.00
   E                             453,755.28                 0.00                0.00             10,385,000.00
   F                             586,831.60                 0.00                0.00             12,983,000.00
   G                             833,338.48                 0.00                0.00             18,174,000.00
   G_A                           723,290.48                 0.00                0.00             15,774,000.00
   G_B                           110,048.00                 0.00                0.00              2,400,000.00
   H                             501,758.92                 0.00                0.00             10,386,000.00
   J                             751,718.00                 0.00                0.00             18,175,000.00
   K                             698,032.72                 0.00                0.00             16,877,000.00
   L                             268,467.76                 0.00                0.00              6,491,000.00
   LR                                  0.00                 0.00                0.00                      0.00
   M                             322,153.04                 0.00                0.00              7,789,000.00
   N                             429,564.96                 0.00                0.00             10,386,000.00
   O                             214,782.48                 0.00                0.00              5,193,000.00
   P                             643,898.68                 0.00                0.00             15,578,644.00
   R                                   0.00                 0.00                0.00                      0.00
   S                                   0.00                 0.00                0.00                      0.00
   X-1                         2,284,532.11                 0.00                0.00                      0.00
   X-2                         5,522,824.92                 0.00                0.00                      0.00




Ex-99.5
Information in this Form 10K, to the extent inconsistent with information filed previously with the Securities and Exchange Commission, revises and supercedes any such prior information.

With respect to the distribution date statement relating to the payment date on 12/10/02,

(1) The ARD loan with an ODCR number of 23 on page 10 shows the final maturity date of 12/1/2031. The correct final maturity date is 12/1/2006.

(2) The ARD loan with an ODCR number of 105 on page on page 13 shows the final maturity date of 8/1/2025. The correct final maturity date is 8/1/2010.

(3) The stated ranges for the Scheduled Balance Stratification on page 7 are as follows:

                Below  999,999.99
                 1,000,000      to       1,999,999.99
                 2,000,000      to       3,999,999.99
                 4,000,000      to       5,999,999.99
                 6,000,000      to       7,999,999.99
                 8,000,000      to       9,999,999.99
                10,000,000      to      11,999,999.99
                12,000,000      to      13,999,999.99
                14,000,000      to      15,999,999.99
                16,000,000      to      17,999,999.99
                18,000,000      to      18,999,999.99
                19,000,000      to      29,999,999.99
                30,000,000  and Greater


(4) The seasoning stratification on page 8 is as follows:

                                                % of            # of
Seasoning              Scheduled Balance        Agg. Bal        Loans     WAC           WAM
12 months or less      $  811,368,845.34        78.66%          114       7.2223%       112
13 to 24 months        $  217,166,844.25        21.05%           22       7.2799%       102
25 months or more      $    2,949,321.39        0.29%             1       8.8670%        92
Totals                 $1,031,485,010.97        100.00%         137       7.2391%       109


(5) The Anticipated Remaining Term (ARD and Balloon Loans) on page 9 is as follows:

Anticipated                                     % of         # of
Remaining Term          Scheduled Balance       Agg. Bal     Loans        WAC      WAM
60 months or less       $ 32,736,842.01         3.17%           4       7.1823%     49
61 to 84 months         $ 43,431,520.08         4.21%           3       6.7690%     74
85 to 120 months        $890,722,124.67         86.35%        127       7.2614%    109
121 to 180 months       $  6,342,303.35         0.61%           1       7.0700%    168
Totals                  $973,232,790.11         94.35%        135       7.2356%    106


(6) The following changes to the stratifications are made as a result of items 1 and 2 of this exhibit 99.5 of the annual report.

                                                                                              Original       Revised
Name of Stratification Table                           Column   Range                          Value          Value
Scheduled Balance                                      WAM      2,000,000 to 3,999,999.99       109            106
Scheduled Balance                                      WAM      12,000,000 to 13,999,999.99     155             80
Scheduled Balance                                      WAM      Totals                          114            109
State                                                  WAM      New Jersey                      145             87
State                                                  WAM      North Corolina                  122            109
State                                                  WAM      Totals                          114            109
Property Type                                          WAM      Office                          132            116
Property Type                                          WAM      Retail                          107            106
Property Type                                          WAM      Totals                          114            109
Note Rate                                              WAM      6.0000% to 6.9999%              117            101
Note Rate                                              WAM      8.2000% to 9.0500%              272             92
Note Rate                                              WAM      Totals                          114            109
Remaining Amortization Term (ARD and Balloon Loans)    WAM      241 to 300 months               113            110
Remaining Amortization Term (ARD and Balloon Loans)    WAM      301 to 360 months               110            105
Remaining Amortization Term (ARD and Balloon Loans)    WAM      Totals                          111            106


(7) The Historical Detail Reports on page 16 are revised as follows:

                Original WAM        Revised WAM
12/10/2002          114                 109
11/12/2002          115                 110
10/10/2002          116                 111
 9/10/2002          118                 112
 8/12/2002          119                 113
 7/10/2002          120                 114
 6/10/2002          121                 115
 5/10/2002          122                 116